Form 10QSB
period 2004-11-30
ARTCRAFT I INC
filed 2005-01-14
CIK 1294604

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                         Commission File No. 000-50814

                   Med-Zone Biotechnologies Acquisition, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  28W 38th Street, Suite 8W, New York, NY 10018
                    (Address of Principal Executive Offices)

                                  212-398-2880
                           (Issuer's telephone number)

                                Artcraft I Inc.
            3650 SE Marine Drive, Vancouver, British Columbia V5S 4R6
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 14, 2005: 100,000 shares of common stock.

                   Med-Zone Biotechnologies Acquisition, Inc.
                          (a development stage company)

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2004 and from inception (June 7, 2004) through November 30, 2004 are not necessarily indicative of results that may be expected for the year ending May 31, 2005. The financial statements are presented on the accrual basis.

                     Med-Zone Biotechnologies Acquisition, Inc.
                             (a development stage company)

                              FINANCIAL STATEMENTS







                              AS OF NOVEMBEFR 30, 2004




                              Financial Statements
                                Table of Contents


Med-Zone Biotechnologies Acquisition, Inc.
(a development stage company)


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


                   Med-Zone Biotechnologies Acquisition, Inc.
                          (a development stage company)

                                  BALANCE SHEET
                             As of November 30, 2004


                                     ASSETS



CURRENT
ASSETS                                                           November 30,2004

Cash                                                                 $      (0)
                                                                     ---------




              TOTAL ASSETS                                           $       0
                                                                     =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued expenses                                                     $  1118.4
                                                                     ---------

                  TOTAL LIABILITIES                                  $  1118.4


STOCKHOLDER'S EQUITY

  Preferred Stock - par value $0.001
    10,000,000 shares authorized;
    None issued and outstanding                                              0

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                                         100

  Additional paid in capital                                                 0

  Accumulated Deficit                                                  (1118.4)
                                                                     ---------

  Total stockholder's equity                                                (0)
                                                                     ---------


                      TOTAL LIABILITIES AND EQUITY                   $       0
                                                                     =========



   The accompanying notes are an integral part of these financial statements.


                   Med-Zone Biotechnologies Acquisition, Inc.
                          (a development stage company)

                             STATEMENT OF OPERATIONS
           For the Quarter ended November 30, 2004, and from inception
                  (October 12, 2004) through November 30, 2004

                                                          Quarter             From Inception to
                                                    November 30, 2004         November 30, 2004

REVENUE       Sales                                       $       0                $       0
              Cost of sales                                       0                        0
                                                          ---------                ---------

     GROSS PROFIT                                                 0                        0

     GENERAL & ADMINISTRATIVE EXPENSES                       1118.4                   1118.4
                                                          ---------                ---------

     NET LOSS                                               (1118.4)                 (1118.4)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                       0                        0
                                                          ---------                ---------

     ACCUMULATED DEFICIT, ENDING BALANCE
                                                          $ (1118.4)              $  (1118.4)
                                                          =========                =========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                          (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                     100,000





   The accompanying notes are an integral part of these financial statements.


                   Med-Zone Biotechnologies Acquisition, Inc.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDER'S EQUITY
          From inception (October 12, 2004) through November 30, 2004


                                      SHARES                COMMON STOCK       ACCUMULATED DEFICIT        TOTAL
                                      ------                ------------       -------------------        -----
Stock issued on acceptance
   Of incorporation expenses
   October 12, 2004                  100,000                   $    100          $           0          $    100

Net loss                                                                               (1118.4)          (1118.4)
                                    --------                   --------          -------------          --------

Total at November 30, 2004           100,000                   $    100          $     (1118.4)         $(1118.4)
                                    ========                   ========          =============          ========






   The accompanying notes are an integral part of these financial statements.



                   Med-Zone Biotechnologies Acquisition, Inc.
                          (a development stage company)

                             STATEMENT OF CASH FLOWS
                  For the Quarter ended November 30, 2004, and
           from inception (October 12, 2004) through November 30, 2004

                                                                                From
CASH FLOWS FROM OPERATING ACTIVITIES                November 30, 2004      Inception


       Net income (loss)                                $ (1118.4)          $(1118.4)
       Compensation in the form of stock                $       0           $      0
       Increases (Decrease) in accrued expenses            1118.4             1118.4
                                                        ---------           --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                       0                  0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                    0                  0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                    0                  0

CASH RECONCILIATION

        Net increase (decrease) in cash                         0                  0
        Beginning cash balance                                  0                  0
                                                        ---------           --------

CASH BALANCE AT END OF PERIOD                           $       0           $      0
                                                        =========           ========



   The accompanying notes are an integral part of these financial statements.

                   Med_Zone Biotechnologies Acquisition, Inc.
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:
     ------------------------------------------

Industry - Med-Zone Biotechnologies Acquisition, Inc. (the Company), a Company incorporated in the state of Delaware as of June 7, 2004, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be May 31.

Results of Operations and Ongoing Entity - The Company is considered to be an ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company's financial statements are prepared in accordance with generally accepted accounting principles.

Income Taxes - The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments - The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk - Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (October 12, 2004) through November 30, 2004. For the quarter ended November 30, 2004, the registrant recognized a net loss of $1,118.40. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources
-------------------------------

At November 30, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending November 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

          (b) Reports of Form 8-K

              On November 12, 2004, we filed an 8K with the SEC based on a change in control.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 Med-Zone Biotechnologies Acquisition, Inc.
                                 Registrant


Date: January 14, 2005           By: /s/ Dennis Chen
                                 -----------------------------------
                                 Dennis Chen
                                 President