Form 10QSB
period 2005-02-28
MED-ZONE BIOTECHNOLOGIES ACQUISITION, INC.
filed 2005-04-08
CIK 1294604

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2005

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 10, 2005: 100,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2005 and from inception (June 7, 2004) through February 28, 2004 are not necessarily indicative of results that may be expected for the year ending May 31, 2005. The financial statements are presented on the accrual basis.

                     Med-Zone Biotechnologies Acquisition, Inc.
                             (a development stage company)

                              FINANCIAL STATEMENTS







                              AS OF FEBRUARY 28, 2005




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


                   Med-Zone Biotechnologies Acquisition, Inc.
                          (a development stage company)

                                  BALANCE SHEET
                             As of February 28, 2005


                                     ASSETS



CURRENT ASSETS                                                    February 28,2005

Cash                                                                 $      (0)
                                                                     ---------




              TOTAL ASSETS                                           $       0
                                                                     =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued expenses                                                     $  1300.8
                                                                     ---------

                  TOTAL LIABILITIES                                  $  1300.8


STOCKHOLDER'S EQUITY

  Preferred Stock - par value $0.001
    10,000,000 shares authorized;
    None issued and outstanding                                              0

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                                         100

  Additional paid in capital                                                 0

  Accumulated Deficit                                                  (1300.8)
                                                                     ---------

  Total stockholder's equity                                                (0)
                                                                     ---------


                      TOTAL LIABILITIES AND EQUITY                   $       0
                                                                     =========




   The accompanying notes are an integral part of these financial statements.


                   Med-Zone Biotechnologies Acquisition, Inc.
                          (a development stage company)

                             STATEMENT OF OPERATIONS
            For the Quarter ended February, 2005, and from inception
                  (October 12, 2004) through February 28, 2005


                                                          Quarter             From Inception to
                                                    February 28, 2005         February 28, 2005


REVENUE       Sales                                       $       0               $        0
              Cost of sales                                       0                        0
                                                          ---------                ---------

     GROSS PROFIT                                                 0                        0

     GENERAL & ADMINISTRATIVE EXPENSES                       1300.8                   1300.8
                                                          ---------                ---------

     NET LOSS                                               (1300.8)                 (1300.8)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                       0                        0
                                                          ---------                ---------

     ACCUMULATED DEFICIT, ENDING BALANCE
                                                          $ (1300.8)              $  (1300.8)
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


                   Med-Zone Biotechnologies Acquisition, Inc.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDER'S EQUITY
          From inception (October 12, 2004) through February 28, 2005



                                      SHARES                COMMON STOCK       ACCUMULATED DEFICIT        TOTAL
                                      ------                ------------       -------------------        -----
Stock issued on acceptance
   Of incorporation expenses
   October 12, 2004                  100,000                   $    100          $           0          $    100

Net loss                                                                               (1300.8)          (1300.8)
                                    --------                   --------          -------------          --------

Total at February 28, 2005           100,000                   $    100          $     (1300.8)         $(1300.8)
                                    ========                   ========          =============          ========







   The accompanying notes are an integral part of these financial statements.


                   Med-Zone Biotechnologies Acquisition, Inc.
                          (a development stage company)

                             STATEMENT OF CASH FLOWS
                  For the Quarter ended February 28, 2005, and
           from inception (October 12, 2004) through February 28, 2005


                                                                                From
CASH FLOWS FROM OPERATING ACTIVITIES                February 28, 2005      Inception

       Net income (loss)                                $ (1300.8)          $(1300.8)
       Compensation in the form of stock                $       0           $      0
       Increases (Decrease) in accrued expenses            1300.8             1300.8
                                                        ---------           --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                       0                  0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                    0                  0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                    0                  0

CASH RECONCILIATION

        Net increase (decrease) in cash                         0                  0
        Beginning cash balance                                  0                  0
                                                        ---------           --------

CASH BALANCE AT END OF PERIOD                           $       0           $      0
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

Results of Operation
--------------------

The Company did not have any operating income from inception (October 12, 2004) through February 28, 2005. For the quarter ended February, 2005, the registrant recognized a net loss of $1,118.40. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources
-------------------------------

At February 28, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending February 28, 2005, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                 Med-Zone Biotechnologies Acquisition, Inc.
                                 Registrant


Date: April 8, 2005              By: /s/ Dennis Chen
                                 -----------------------------------
                                 Dennis Chen
                                 President