Form 10QSB
period 2005-08-31
MED-ZONE BIOTECHNOLOGIES ACQUISITION, INC.
filed 2005-10-20
CIK 1294604

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50814

Med-Zone Biotechnologies Acquisition, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28W 38th Street, Suite 8W, New York, NY 10018

(Address of Principal Executive Offices)

212-398-2880

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 16, 2005: 100,000 shares of common stock.

Med-Zone Biotechnologies Acquisition, Inc.

(a development stage company)

FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2005 and from inception (June 7, 2004) through August 31, 2004 are not necessarily indicative of results that August be expected for the year ending May 31, 2006. The financial statements are presented on the accrual basis.

Med-Zone Biotechnologies Acquisition, Inc.

(a development stage company)

FINANCIAL STATEMENTS

AS OF AUGUST 31, 2005

Financial Statements

Table of Contents

Med-Zone Biotechnologies Acquisition, Inc.

(a development stage company)

FINANCIAL STATEMENTS	Page #

Balance Sheet	1

Statement of Operations and Retained Deficit	2

Statement of Stockholders Equity	3

Cash Flow Statement	4

Notes to the Financial Statements	5-7

Med-Zone Biotechnologies Acquisition, Inc.

(a development stage company)

BALANCE SHEET

As of August 31, 2005

ASSETS

CURRENT ASSETS	August 31,2005

Cash	$(0)

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accrued expenses	$3119.8

TOTAL LIABILITIES	$3119.8

STOCKHOLDER’S EQUITY

Preferred Stock - par value $0.001
10,000,000 shares authorized;
None issued and outstanding	0

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100

Additional paid in capital	0

Accumulated Deficit	(3119.8)

Total stockholder’s equity	(0)

TOTAL LIABILITIES AND EQUITY	$0

The accompanying notes are an integral part of these financial statements.

Med-Zone Biotechnologies Acquisition, Inc.

(a development stage company)

STATEMENT OF OPERATIONS

For the Quarter ended August 31, 2005, and from inception

(October 12, 2004) through August 31, 2005

	Quarter August 31, 2005	From Inception to August 31, 2005

REVENUE Sales	$0	$0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL & ADMINISTRATIVE EXPENSES	3119.8	3119.8

NET LOSS	(3119.8)	(3119.8)

ACCUMULATED DEFICIT, BEGINNING BALANCE	0	0

ACCUMULATED DEFICIT, ENDING BALANCE	$(3119.8)	$(3119.8)

NET EARNINGS PER SHARE

Basic and Diluted
Net loss per share	(Less than .01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	100,000

The accompanying notes are an integral part of these financial statements.

Med-Zone Biotechnologies Acquisition, Inc.

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception (October 12, 2004) through August 31, 2005

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
October 12, 2004	100,000	$100	$0	$100

Net loss			(3119.8)	(1419.8)

Total at August 31, 2005	100,000	$100	$(3119.8)	$(3119.8)

The accompanying notes are an integral part of these financial statements.

Med-Zone Biotechnologies Acquisition, Inc.

(a development stage company)

STATEMENT OF CASH FLOWS

For the Quarter ended August 31, 2005, and

from inception (October 12, 2004) through August 31, 2005

	August 31, 2005	From Inception

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(3119.8)	$(3119.8)
Compensation in the form of stock	$0	$0
Increases (Decrease) in accrued expenses	3119.8	3119.8

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

None	0	0

CASH RECONCILIATION

Net increase (decrease) in cash	0	0
Beginning cash balance	0	0

CASH BALANCE AT END OF PERIOD	$0	$0

The accompanying notes are an integral part of these financial statements.

Med-Zone Biotechnologies Acquisition, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

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

Basis of Accounting - The Company’s financial statements are prepared in accordance with generally accepted accounting principles.

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

Fair Value of Financial Instruments - The Company’s financial instruments August include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

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

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB)under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

The Registrant is continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant August have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from inception (October 12, 2004) through August 31, 2005. For the quarter ended August, 2005, the registrant recognized a net loss of $3119.80. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources

At August 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending August 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Med-Zone Biotechnologies Acquisition, Inc.
Registrant

Date: October 16, 2005	By: /s/ Dennis Chen
Dennis Chen
President